Form 10-Q
period 1995-03-31
CABLE TV FUND 11-C LTD
filed 1995-05-15
CIK 742181

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
/x/      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 1995
                                                    --------------


/ /      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ____________________ to
____________________

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

Yes    X                                                              No
    -------                                                              -------

                            CABLE TV FUND 11-C, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                     March 31           December 31,
                  ASSETS                                               1995                  1994
                  ------                                           -------------       -------------

INVESTMENT IN CABLE TELEVISION JOINT VENTURE                       $   2,328,936       $   2,316,337
                                                                    ============        ============


         PARTNERS' CAPITAL (DEFICIT)
         --------------------------


PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                            $       1,000       $       1,000
    Distributions                                                     (4,428,171)         (4,428,171)
    Accumulated earnings                                               4,326,323           4,326,197
                                                                     -----------        ------------

                                                                        (100,848)           (100,974)
                                                                     -----------        ------------

  Limited Partners-
    Net contributed capital (27,657 units outstanding
       at March 31, 1995 and December 31, 1994)                       11,548,455          11,548,455
    Distributions                                                    (27,113,013)        (27,113,013)
    Accumulated earnings                                              17,994,342          17,981,869
                                                                    ------------        ------------

                                                                       2,429,784           2,417,311
                                                                    ------------        ------------


                Total partners' capital (deficit)                  $   2,328,936       $   2,316,337
                                                                    ============        ============


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-C, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                           For the Three Months Ended
                                                                                   March 31,
                                                                        ------------------------------

                                                                           1995               1994
                                                                        ----------        ------------

EQUITY IN NET INCOME OF CABLE
   TELEVISION JOINT VENTURE                                              $12,599             $27,350
                                                                          ------              ------

NET INCOME                                                               $12,599             $27,350
                                                                          ======              ======

ALLOCATION OF NET INCOME:
  General Partner                                                        $   126             $   273
                                                                          ======              ======

  Limited Partners                                                       $12,473             $27,077
                                                                          ======              ======

NET INCOME PER LIMITED PARTNERSHIP UNIT                                  $   .45             $   .98
                                                                          ======              ======

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                           27,657              27,657
                                                                          ======              ======



            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 11-C, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                           For the Three Months Ended
                                                                                   March 31,
                                                                     ----------------------------------

                                                                          1995                1994
                                                                     ---------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 12,599            $ 27,350
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Equity in net income of cable
        television joint venture                                         (12,599)            (27,350)
                                                                         -------             -------

                Net cash used in operating activities                       -                   -
                                                                         -------             -------

Cash, beginning of period                                                   -                   -
                                                                         -------             -------

Cash, end of period                                                     $   -               $   -
                                                                         =======             =======




            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements

                            CABLE TV FUND 11-C, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-C, Ltd. (the "Partnership") at March 31, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) Jones Intercable, Inc., (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and Cable TV Joint Fund 11 (the "Venture") in which the Partnership holds an approximate 27 percent interest, and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of the cable television systems or franchises. The Partnership owns no properties directly, and it holds an interest in a cable television system only through its investment in the Venture. Management fees paid by the Venture and attributable to the Partnership for the three month periods ended March 31, 1995 and 1994 (reflecting the Partnership's approximate 27 percent interest in the Venture) were $11,572 and $10,995, respectively.

         The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily upon actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc., is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to the General Partner paid by the Venture and attributable to the Partnership for allocated overhead and administrative expenses for the three month periods ended March 31, 1995 and 1994 (reflecting the Partnership's approximate 27 percent interest in the Venture) were $19,963 and $18,719, respectively.

(3) On June 29, 1990, the Venture completed the sale of all of its Wisconsin cable television systems, except for the system serving the City of Manitowoc (the "Manitowoc System"). The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contains a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise. On April 9, 1991, the Venture took legal action, seeking a declaration as to whether the buy-out right was enforceable under Federal law. In October 1993, the City and the Venture settled the legal action. In the settlement, the City conceded that its buy-out right was not applicable in the event the franchise is renewed, and represented to the Venture that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. The Venture paid the City $1,850,000, which will be returned, with interest, in the event that the City does not renew the franchise. If the franchise is renewed, the $1,850,000 will be amortized over the life of the franchise. The franchise renewal process has begun and the General Partner expects that it will be completed during 1995.

4)       Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                                     March 31,          December 31,
                                                                       1995                1994
                                                                  --------------      --------------
                     ASSETS
                     ------

Cash and accounts receivable                                      $    2,425,213      $    2,521,713

Investment in cable television properties                              2,657,774           2,724,042

Other assets                                                           1,859,723           1,853,355
                                                                   -------------       -------------

              Total assets                                        $    6,942,710      $    7,099,110
                                                                   =============       =============

      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

Debt                                                              $       23,013      $       26,385

Payables and accrued liabilities                                         275,378             474,880

Partners' contributed capital                                         45,000,000          45,000,000

Distributions                                                       (118,914,493)       (118,914,493)

Accumulated earnings                                                  80,558,812          80,512,338
                                                                   -------------       -------------

              Total liabilities and partners' capital             $    6,942,710      $    7,099,110
                                                                   =============       =============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                        For the Three Months Ended
                                                                                  March 31,
                                                                    -----------------------------------

                                                                           1995               1994
                                                                    -----------------   ---------------

Revenues                                                              $  853,728           $ 811,158

Operating expenses                                                      (583,736)           (481,487)

Management fees and allocated overhead from
  Jones Intercable, Inc.                                                (116,322)           (109,605)

Depreciation and amortization                                           (139,565)           (130,490)
                                                                       ---------            --------

Operating income                                                          14,105              89,576

Interest expense                                                          (6,284)             (4,297)

Interest income                                                           38,046              15,475

Other, net                                                                   607                 133
                                                                       ---------            --------

              Net income                                              $   46,474           $ 100,887
                                                                       =========            ========


         Management fees and reimbursements for general and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $42,686 and $73,636, respectively, for the three months ended March 31, 1995 and $40,558 and $69,047, respectively, for the three months ended March 31, 1994.

                            CABLE TV FUND 11-C, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         The Partnership owns an approximate 27 percent interest in Cable TV Joint Fund 11 (the "Venture"). The investment in this cable television joint venture is accounted for under the equity method. When compared to the December 31, 1994 balance, this investment has increased by $12,599, from $2,316,337 at December 31, 1994 to $2,328,936 at March 31, 1995. This increase represents the Partnership's proportionate share of income generated by the Venture during the first quarter of 1995.

         On June 29, 1990, the Venture completed the sale of all of its Wisconsin cable television systems, except for the system serving the City of Manitowoc (the "Manitowoc System"). The Manitowoc System was not sold because the City of Manitowoc (the "City") did not consent to the transfer of the franchise. The City of Manitowoc franchise contains a provision that the City claimed allowed the City to acquire the Manitowoc System upon expiration of the franchise. On April 9, 1991, the Venture took legal action, seeking a declaration as to whether the buy-out right was enforceable under Federal law. In October 1993, the City and the Venture settled the legal action. In the settlement, the City conceded that its buy-out right was not applicable in the event the franchise is renewed, and represented to the Venture that it knew of no reason for non-renewal of the franchise. The City also agreed that the term of the renewal franchise would be 12 years and that the applicable franchise fee would be 5 percent. The Venture paid the City $1,850,000, which will be returned, with interest, in the event that the City does not renew the franchise. If the franchise is renewed, the $1,850,000 will be amortized over the life of the franchise. The franchise renewal process has begun and the General Partner expects that it will be completed during 1995.

         During the first three months of 1995, the Venture expended approximately $48,000 for capital additions in the Manitowoc System. These capital additions were for various enhancements to maintain the value of the system and were funded from cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $225,000. These expenditures will be for various enhancements to maintain the value of the system. It is expected that these capital expenditures will be funded from cash on hand and cash generated from operations.

         The Venture had no bank debt outstanding at March 31, 1995.

         The Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated needs.

Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation on the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including the Manitowoc System, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

       The Partnership has complied with the February 1994 benchmark regulations and reduced rates in its Manitowoc System in July 1994.


                             RESULTS OF OPERATIONS

       All of the Partnership's operations are generated through its approximate 27 percent interest in the Venture. Revenues of the Venture increased $42,570, or approximately 5 percent, from $811,158 for the three month period ended March 31, 1994 to $853,728 for the comparable 1995 period. An increase in the subscriber base primarily accounted for the increase in revenues. The number of basic subscribers increased 1,068, or approximately 11 percent, from 9,939 at March 31, 1994 to 11,007 at March 31, 1995. Premium service subscriptions increased 1,558, or approximately 29 percent, from 5,427 at March 31, 1994 to 6,985 at March 31, 1995. No other individual factor contributed significantly to the increase in revenues.

       Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

       Operating expense in the Manitowoc System increased $102,249, or approximately 21 percent, from $481,487 for the first three months of 1994 to $583,736 for the comparable 1995 period. Operating expense represented 68 percent of revenue for the three month period ended March 31, 1995 and 59 percent of revenue for the three month period ended March 31, 1994. The increase in operating expense was due to the increases in programming fees and marketing related costs, which were partially offset by decreases in advertising sales expense and copyright fees. No other individual factor significantly affected the increase in operating expenses. Management fees and allocated overhead from the General Partner increased $6,717, or approximately 6 percent, from $109,605 for the first three months of 1994 to $116,322 for the comparable 1995 period. The increase for the three month period was due to the increase in revenues, upon which such fees and allocations are based, as well as an increase in expenses allocated from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which is allocated to the Venture. Depreciation and amortization expense increased $9,075, or approximately 7 percent, from $130,490 for the first three months of 1994 to $139,565 for the comparable 1995 period due capital additions in 1994.

       Operating income decreased $75,471, or approximately 84 percent, from $89,576 for the first three months of 1994 to $14,105 for the comparable 1995 period due to increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues. Operating income before depreciation and amortization decreased $66,396, or approximately 30 percent, from $220,066 for the three months ended March 31, 1994 to $153,670 for the similar period in 1995. This decrease is due to the increases in operating expense and management fees and allocated overhead from the General Partner exceeding the increase in revenues. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than otherwise would have been the case. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as other costs incurred by the General Partner, which are allocated to the Venture, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Venture and the General Partner incur cost increases due to, among other things, programming fees, reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings; (b) product re-marketing and re-packaging; and (c) marketing efforts directed at non-subscribers.

       Interest expense for the Venture increased $1,987, or approximately 46 percent, from $4,297 for the first three months of 1994 to $6,284 for the comparable 1995 period due to higher outstanding balances on interest bearing obligations. Net income of the Venture decreased $54,413, or approximately 54 percent, from $100,887 for the first three months of 1994 to $46,474 for the comparable 1995 period primarily due to the decrease in operating income.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       a)     Exhibits

              27)    Financial Data Schedule

       b)     Reports on Form 8-K

              None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CABLE TV FUND 11-C, LTD.
                                      BY: JONES INTERCABLE, INC.
                                          General Partner



                                      By:/S/ Kevin P.  Coyle
                                         ----------------------------------
                                          Kevin P. Coyle
                                          Group Vice President/Finance
                                          (Principal Financial Officer)


Dated:  May 12, 1995

                              INDEX TO EXHIBITS


Exhibit                 Description                   Page
- - -------                 -----------                   ----
  27                    Financial Data Schedule