Form 10-Q
period 1995-06-30
CABLE TV FUND 11-C LTD
filed 1995-08-14
CIK 742181

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to

                        Commission File Number:  0-11912

                            CABLE TV FUND 11-C, LTD.
                Exact name of registrant as specified in charter

Colorado                                                           84-0918165
State of organization                                  I.R.S. employer I.D. #

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
                    Address of principal executive office

                                (303) 792-3111
                        Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                               No ___

                            CABLE TV FUND 11-C, LTD.
                            (A Limited Partnership)


                                                                                 June 30,                December 31,
                              ASSETS                                               1995                      1994
                              ------                                           ------------              ------------
INVESTMENT IN CABLE TELEVISION JOINT VENTURE                                   $  2,354,923              $  2,316,337


                 PARTNERS' CAPITAL (DEFICIT)
                 ---------------------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                        $      1,000              $      1,000
    Distributions                                                                (4,428,171)               (4,428,171)
    Accumulated earnings                                                          4,326,583                 4,326,197
                                                                               ------------              ------------
                                                                                   (100,588)                 (100,974)
                                                                               ------------              ------------
  Limited Partners-
    Net contributed capital (27,657 units outstanding
       at June 30, 1995 and December 31, 1994)                                   11,548,455                11,548,455
    Distributions                                                               (27,113,013)              (27,113,013)
    Accumulated earnings                                                         18,020,069                17,981,869
                                                                               ------------              ------------
                                                                                  2,455,511                 2,417,311
                                                                               ------------              ------------
                 Total partners' capital (deficit)                             $  2,354,923              $  2,316,337
                                                                               ============              ============

            The accompanying notes to unaudited financial statements
             are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-C, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                       For the Three Months Ended        For the Six Months Ended
                                                                June 30,                         June 30,
                                                       --------------------------        ------------------------
                                                         1995             1994             1995            1994
                                                        -------          -------         -------         -------
EQUITY IN NET INCOME
  OF CABLE TELEVISION
  JOINT VENTURE                                         $25,987          $24,783         $38,586         $52,133
                                                        -------          -------         -------         -------
NET INCOME                                              $25,987          $24,783         $38,586         $52,133
                                                        =======          =======         =======         =======
ALLOCATION OF NET INCOME:
  General Partner                                       $   260          $   248         $   386         $   521
                                                        =======          =======         =======         =======
  Limited Partners                                      $25,727          $24,535         $38,200         $51,612
                                                        =======          =======         =======         =======
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                      $   .93          $   .89         $  1.38         $  1.87
                                                        =======          =======         =======         =======
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                      27,657           27,657          27,657          27,657
                                                        =======          =======         =======         =======

            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                            CABLE TV FUND 11-C, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                               For the Six Months Ended
                                                                                        June 30,
                                                                              -------------------------
                                                                                1995             1994
                                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 38,586         $ 52,133
Adjustments to reconcile net income to
  net cash used in operating activities:
    Equity in net income of cable television
      joint venture                                                            (38,586)         (52,133)
                                                                              --------         --------
Net cash used in operating activities                                               --               --
                                                                              --------         --------
Cash, beginning of period                                                           --               --
                                                                              --------         --------
Cash, end of period                                                           $     --         $     --
                                                                              ========         ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $     --         $     --
                                                                              ========         ========


            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                            CABLE TV FUND 11-C, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-C, Ltd. (the "Partnership") at June 30, 1995 and December 31, 1994 and its Statements of Operations for the three and six month periods ended June 30, 1995 and 1994, and its Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and Cable TV Joint Fund 11 (the "Venture"), in which the Partnership holds an approximate 27 percent interest, and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. The Partnership owns no properties directly, and it holds an interest in a cable television system only through its investment in the Venture. Management fees paid by the Venture and attributable to the Partnership for the three and six month periods ended June 30, 1995 (reflecting the Partnership's approximate 27 percent interest in the Venture) were $12,208 and $23,780, respectively, as compared to $11,163 and $22,158, respectively, for the similar 1994 periods.

         The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements to the General Partner paid by the Venture and attributable to the Partnership for allocated overhead and administrative expenses for the three and six month periods ending June 30, 1995 (reflecting the Partnership's approximate 27 percent interest in the Venture) were $17,018 and $36,980, respectively, as compared to $17,933 and $36,652, respectively, for the similar 1994 periods.

(3) The Manitowoc, Wisconsin system (the "Manitowoc System") was submitted for public bid in the second quarter of 1995. The bidding closed on July 7, 1995, with the General Partner tendering the only bid. The price bid by the General Partner was $15,735,667, which reflects the average of three separate, independent appraisals of the fair market value of the Manitowoc System. The General Partner's bid for the Manitowoc System has been accepted, and a purchase and sale agreement is being negotiated. Closing of the sale is subject to (i) the negotiation of a definitive purchase and sale agreement,
(ii) approval by the holders of a majority of the limited partnership interests in each of the four partnerships that comprise the Venture in votes to be conducted in the autumn of 1995 and (iii) the successful renewal and transfer of the system's franchise.

         The franchise renewal negotiations are continuing, and the General Partner expects that negotiations will be completed in 1995. The city has agreed that the term of the renewal franchise will be 12 years and that the applicable franchise fee will be 5 percent. The Venture paid the city $1,850,000, which will be returned to the Venture, with interest, in the event that the city does not renew the franchise. If the franchise is renewed, the $1,850,000 will be accounted for as franchise costs.

(4)      Financial information regarding the Venture is presented below.


                            UNAUDITED BALANCE SHEETS


                                                                                 June 30,              December 31,
                     ASSETS                                                        1995                    1994
                     ------                                                   -------------            -------------
Cash and accounts receivable                                                  $   2,578,004            $   2,521,713

Investment in cable television properties                                         2,612,053                2,724,042

Other assets                                                                      1,901,490                1,853,355
                                                                              -------------            -------------
         Total assets                                                         $   7,091,547            $   7,099,110
                                                                              =============            =============
      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

Debt                                                                          $      15,823            $      26,385

Payables and accrued liabilities                                                    335,548                  474,880

Partners' contributed capital                                                    45,000,000               45,000,000

Distributions                                                                  (118,914,493)            (118,914,493)

Accumulated earnings                                                             80,654,669               80,512,338
                                                                              -------------            -------------
         Total liabilities and partners' capital                              $   7,091,547            $   7,099,110
                                                                              =============            =============

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                         For the Three Months Ended       For the Six Months Ended
                                                                  June 30,                        June 30,
                                                        ---------------------------      ---------------------------
                                                           1995             1994             1995            1994
                                                        ---------        ---------       -----------      ----------
Revenues                                                $ 900,622        $ 823,499       $ 1,754,350      $1,634,657

Operating expenses                                       (590,962)        (501,203)       (1,174,698)       (982,690)

Management fees and allocated overhead from
  Jones Intercable, Inc.                                 (107,805)        (107,325)         (224,127)       (216,930)

Depreciation and amortization                            (139,564)        (129,566)         (279,129)       (260,056)
                                                        ---------        ---------       -----------      ----------
Operating income                                           62,291           85,405            76,396         174,981

Interest expense                                           (2,417)          (6,169)           (8,701)        (10,466)

Interest income                                            35,775           20,087            73,821          35,562

Other, net                                                    208           (7,909)              815          (7,776)
                                                        ---------        ---------       -----------      ----------
         Net income                                     $  95,857        $  91,414       $   142,331      $  192,301
                                                        =========        =========       ===========      ==========

              Management fees paid to Jones Intercable, Inc. by the Venture totaled $45,032 and $87,718 for the three and six months ended June 30, 1995, respectively, and $41,175 and $81,733 for the three and six month periods ended June 30, 1994, respectively. Reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $62,773 and $136,409 for the three and six month periods ended June 30, 1995, respectively, and $66,150 and $135,197 for the three and six month periods ended June 30, 1994, respectively.

                            CABLE TV FUND 11-C, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                              FINANCIAL CONDITION


        The Partnership owns an approximate 27 percent interest in Cable TV Joint Fund 11 (the "Venture"). The investment in this cable television joint venture is accounted for under the equity method. When compared to the December 31, 1994 balance, this investment has increased by $38,586, from $2,316,337 at December 31, 1994 to $2,354,923 at June 30, 1995. This increase represents the Partnership's proportionate share of income generated by the Venture during the first six months of 1995.

         The Manitowoc System was submitted for public bid in the second quarter of 1995. The bidding closed on July 7, 1995, with the General Partner tendering the only bid. The price bid by the General Partner was $15,735,667, which reflects the average of three separate, independent appraisals of the fair market value of the Manitowoc System. The General Partner's bid for the Manitowoc System has been accepted, and a purchase and sale agreement is being negotiated. Closing of the sale is subject to (i) the negotiation of a definitive purchase and sale agreement, (ii) approval by the holders of a majority of the limited partnership interests in each of the four partnerships that comprise the Venture in votes to be conducted in the autumn of 1995 and
(iii) the successful renewal and transfer of the system's franchise.

         The franchise renewal negotiations are continuing, and the General Partner expects that negotiations will be completed in 1995. The city has agreed that the term of the renewal franchise will be 12 years and that the applicable franchise fee will be 5 percent. The Venture paid the city $1,850,000, which will be returned to the Venture, with interest, in the event that the city does not renew the franchise. If the franchise is renewed, the $1,850,000 will be accounted for as franchise costs.


        For the six months ended June 30, 1995, the Venture generated operating income before depreciation and amortization of $355,525 and incurred interest expense totaling $8,701, leaving $346,824 to fund capital expenditures and non-operating costs. During the first six months of 1995, the Venture expended approximately $140,000 for capital additions in the Manitowoc System. These capital additions were for various enhancements to maintain the value of the system and were funded from cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $133,000. These expenditures will be for various enhancements to maintain the value of the system. It is expected that these capital expenditures will be funded from cash on hand and cash generated from operations.

         The Venture had no bank debt outstanding at June 30, 1995.

         The Venture has sufficient liquidity and capital resources, including cash on hand and its ability to generate cash from operations, to meet its anticipated needs.


                             RESULTS OF OPERATIONS

      All of the Partnership's operations are generated through its approximate 27 percent interest in the Venture. Revenues of the Venture totaled $900,622 for the three month period ended June 30, 1995 as compared to $823,499 for the comparable 1994 period, an increase of $77,123, or approximately 9 percent. Revenues of the Venture totaled $1,754,350 for the six months ended June 30, 1995 as compared to $1,634,657 for the comparable 1994 period, an increase of $119,693, or approximately 7 percent. An increase in the subscriber base primarily accounted for the increase in revenues for the three and six month periods ended June 30, 1995. The number of basic subscribers increased 1,000, or approximately 10 percent, from 10,123 at June 30, 1994 to 11,123 at June 30, 1995. The number of premium subscribers increased 1,734, or approximately 31 percent, from 5,537 at June 30, 1994 to 7,271 at June 30, 1995. No other individual factor contributed significantly to the increase in revenues.

      Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

      Operating expenses in the Manitowoc system totaled $590,962 for the three month period ended June 30, 1995 as compared to $501,203 for the comparable 1994 period, an increase of $89,759, or approximately 18 percent. Operating expenses in the Manitowoc system totaled $1,174,698 for the six months ended June 30, 1995 as compared to $982,690 for the comparable 1994 period, an increase of $192,008, or approximately 20 percent. Operating expenses represented 66 percent and 67 percent, respectively, of revenues for the three and six months periods of 1995 and 61 percent and 60 percent, respectively, for the comparable 1994 periods. The increases in operating expenses for the three and six month periods were due to increases in programming fees, which were due, in part, to the increase in the subscriber base and increases in property taxes. No other individual factor significantly affected the increases in operating expenses.

      Management fees and allocated overhead from the General Partner totaled $107,805 for the three month period ended June 30, 1995 as compared to $107,325 for the comparable 1994 period, an increase of $480, or less than 1 percent. Management fees and allocated overhead from the General Partner totaled $224,127 for the six months ended June 30, 1995 as compared to $216,930 for the comparable 1994 period, an increase of $7,197, or approximately 3 percent. The increases for the three and six month periods were due to the increase in revenues, upon which such fees and allocations are based.

      Depreciation and amortization expense totaled $139,564 for the three month period ended June 30, 1995 as compared to $129,566 for the comparable 1994 period, an increase of $9,998, or approximately 8 percent. Depreciation and amortization expense totaled $279,129 for the six months ended June 30, 1995 as compared to $260,056 for the comparable 1994 period, an increase of $19,073, or approximately 7 percent. The increases for the three and six month periods were due to capital additions in 1994.

      Operating income totaled $62,291 for the three month period ended June 30, 1995 as compared to $85,405 for the comparable 1994 period, a decrease of $23,114, or approximately 27 percent. Operating income totaled $76,396 for the six months ended June 30, 1995 as compared to $174,981 for the comparable 1994 period, a decrease of $98,585, or approximately 56 percent. The decreases for the three and six month periods were due to the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increases in revenues. Operating income before depreciation and amortization totaled $201,855 for the three month period ended June 30, 1995 as compared to $214,971 for the comparable 1994 period, a decrease of $13,116, or approximately 6 percent. Operating income before depreciation and amortization totaled $355,525 for the six months ended June 30, 1995 as compared to $435,037 for the comparable 1994 period, a decrease of $79,512, or approximately 18 percent. The decreases for both periods were due to the increases in operating expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenues.

      Interest expense for the Venture totaled $2,417 for the three month period ended June 30, 1995 as compared to $6,169 for the comparable 1994 period, a decrease of $3,752, or approximately 61 percent. Interest expense for the Venture totaled $8,701 for the six months ended June 30, 1995 as compared to $10,466 for the comparable 1994 period, a decrease of $1,765, or approximately 17 percent. The decreases for the three and six month periods were due to lower outstanding balances on capital lease obligations. Net income of the Venture totaled $95,857 for the three month period ended June 30, 1995 as compared to $91,414 for the comparable 1994 period, an increase of $4,443, or approximately 5 percent. The increase was due to the decrease in interest expense. Net income of the Venture totaled $142,331 for the six months ended June 30, 1995 as compared to $192,301 for the comparable 1994 period, a decrease of $49,970, or approximately 26 percent. The decrease was due primarily to the decrease in operating income.

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



                                      CABLE TV FUND 11-C, LTD.
                                      BY:  JONES INTERCABLE, INC.
                                           General Partner



                                      By:  /S/ Kevin P.  Coyle
                                           -----------------------------
                                           Kevin P. Coyle
                                           Group Vice President/Finance
                                           (Principal Financial Officer)

Dated:  August 14, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule