Form 10-Q
period 1997-06-30
CABLE TV FUND 11-C LTD
filed 1997-08-11
CIK 742181

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________  to __________

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

Yes    X                                                               No ______
    -------

                           CABLE TV FUND 11-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                               June 30,    December 31,
                ASSETS                                           1997          1996
                ------                                      -------------  ------------
Investment in cable television joint venture                $     69,539   $  2,552,807

Distribution receivable from cable television
 joint venture                                                 5,271,500              -
                                                            ------------   ------------

     Total assets                                           $  5,341,039   $  2,552,807
                                                            ============   ============

    LIABILITIES AND PARTNER'S CAPITAL (DEFICIT)
    -------------------------------------------

 LIABILITIES:
 Distribution payable to General Partner                    $  1,235,216   $          -
 Distribution payable to limited partners                      4,036,284   $          -
                                                            ------------   ------------

     Total liabilities                                         5,271,500              -
                                                            ------------   ------------

PARTNERS' CAPITAL (DEFICIT)
 General Partner-
  Contributed capital                                       $      1,000   $      1,000
  Distributions                                               (5,663,387)    (4,428,171)
  Accumulated earnings                                         5,123,923      4,328,562
                                                            ------------   ------------

                                                                (538,464)       (98,609)
                                                            ------------   ------------

 Limited Partners-
  Net contributed capital (27,657 units outstanding
   at June 30, 1997 and December 31, 1996)                    11,548,455     11,548,455
  Distributions                                              (31,149,297)   (27,113,013)
  Accumulated earnings                                        20,208,845     18,215,974
                                                            ------------   ------------

                                                                 608,003      2,651,416
                                                            ------------   ------------

     Total partners' capital (deficit)                      $  5,341,039   $  2,552,807
                                                            ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 11-C, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                             For the Three Months Ended       For the Six Months Ended
                                        June 30,                      June 30,
                             --------------------------       ------------------------

                                1997              1996           1997           1996
                             ----------        ---------      ----------     ---------
EQUITY IN NET INCOME
 OF CABLE TELEVISION
 JOINT VENTURE               $2,741,968         $46,400       $2,788,232      $58,093
                             ----------         -------       ----------      -------

NET INCOME                   $2,741,968         $46,400       $2,788,232      $58,093
                             ==========         =======       ==========      =======

ALLOCATION OF NET INCOME:
 General Partner             $  794,898         $   464       $  795,361      $   581
                             ==========         =======       ==========      =======

 Limited Partners            $1,947,070         $45,936       $1,992,871      $57,512
                             ==========         =======       ==========      =======

NET INCOME PER LIMITED
 PARTNERSHIP UNIT                $70.40           $1.66           $72.06      $  2.08
                             ==========         =======       ==========      =======

WEIGHTED AVERAGE NUMBER
 OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING               27,657          27,657           27,657       27,657
                             ==========         =======       ==========      =======

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 11-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------


                                                           For the Six Months Ended
                                                                   June 30,
                                                           ------------------------
                                                               1997         1996
                                                           -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 2,788,232    $ 58,093
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in net income of cable television
        joint venture                                       (2,788,232)    (58,093)
                                                           -----------    --------

            Net cash provided by operating activities                -           -
                                                           -----------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in distribution receivable from
    cable television joint venture                          (5,271,500)          -
  Increase in distribution payable to
    General Partner                                          1,235,216           -
  Increase in distribution payable to
    limited partners                                         4,036,284           -
  Distributions from cable television joint venture          5,271,500           -
  Distributions to partners                                 (5,271,500)          -
                                                           -----------    --------

            Net cash provided by financing activities                -           -
                                                           -----------    --------

Increase in cash                                                     -           -

Cash, beginning of period                                            -           -
                                                           -----------    --------

Cash, end of period                                        $         -    $      -
                                                           ===========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                            $         -    $      -
                                                           ===========    ========

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

                           CABLE TV FUND 11-C, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 11-C, Ltd. (the "Partnership") at June 30, 1997 and December 31, 1996, its Statements of Operations for the three and six month periods ended June 30, 1997 and 1996 and its Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 11 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"), to acquire, own and operate cable television systems in the United States. Cable TV Fund 11-A, Ltd. ("Fund 11-A"), Cable TV Fund 11-B, Ltd. ("Fund 11-B") and Cable TV Fund 11-D, Ltd. ("Fund 11-D") are other partnerships that were formed pursuant to the Program. The Partnership, Fund 11-A, Fund 11-B and Fund 11-D formed a general partnership known as Cable TV Joint Fund 11 (the "Venture") in which the Partnership owns a 27 percent interest. The Partnership does not directly own any cable television systems. The Partnership's only asset is its 27 percent ownership interest in the Venture, and the Venture's only asset during the period covered by this report was the cable television system serving subscribers in Manitowoc, Wisconsin (the "Manitowoc System"), which was sold June 30, 1997.

(2) On June 30, 1997, the Venture completed the sale of the Manitowoc System to a wholly owned subsidiary of the General Partner for a sales price of $16,122,333, subject to normal working capital closing adjustments. This transaction was approved by a majority of the Partnership's limited partnership interests in a vote conducted during the second quarter of 1997. The Venture repaid all of its indebtedness, which totaled $21,304. In July 1997, the Partnership received 27 percent of the net sales proceeds plus cash on hand from operations and prior sales, totaling $5,271,500, which was distributed to its partners. Cash generated from operations of $344,412 was distributed 99 percent to the limited partners and 1 percent to the General Partner. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the remaining proceeds (from the sale of other Wisconsin systems formerly owned by the Venture and the net proceeds from the sale of the Manitowoc System) were distributed 75 percent ($3,695,317) to the limited partners and 25 percent ($1,231,772) to the General Partner. In total, the limited partners, as a group, received $4,036,284 and the General Partner received $1,235,216. As a result of these distributions, the limited partners received approximately $146 for each $500 limited partnership interest, or approximately $292 for each $1,000 invested in the Partnership. The limited partners of the Partnership have received a total of approximately $1,126 for each $500 limited partnership interest, or approximately $2,252 for each $1,000 invested in the Partnership, taking into account the prior distribution to limited partners made in 1990. The General Partner is in the process of formally dissolving the Partnership and the Venture, which should occur before yearend.

(3)  Financial information regarding the Venture is presented below.


                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                  June 30,                 December 31,
                                                    1997                       1996
                                              ---------------            ---------------
                   ASSETS
                   ------
Cash and trade receivables                    $   19,701,354             $   3,675,783

Investment in cable television properties               -                    2,441,259

Other assets                                            -                    1,911,804
                                              ---------------            --------------

     Total assets                             $   19,701,354             $   8,028,846
                                              ===============            ==============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                          $         -                $       3,679

Payables and accrued liabilities                  19,444,856                   555,064

Partners' contributed capital                     45,000,000                45,000,000

Distributions                                   (138,359,349)             (118,914,493)

Accumulated earnings                              93,615,847                81,384,596
                                              ---------------            --------------

     Total liabilities and partners' capital  $   19,701,354             $   8,028,846
                                              ===============            ==============

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                               For the Three Months Ended         For the Six Months Ended
                                                        June 30,                          June 30,
                                               --------------------------         ------------------------

                                                   1997           1996               1997          1996
                                               ----------    ------------         ----------   -----------
Revenues                                      $   991,681        $914,788        $ 1,931,495    $1,837,683

Operating expenses                                554,626         574,994          1,136,142     1,114,411

Management fees and allocated overhead
 from Jones Intercable, Inc.                      111,388         116,400            225,873       225,302

Depreciation and amortization                     126,569         108,033            250,306       216,068
                                              -----------        --------        -----------    ----------

Operating income                                  199,098         115,361            319,174       281,902

Interest expense                                   (1,558)         (2,421)            (2,174)       (7,270)

Interest income                                    55,725          59,784            106,765       115,458

Gain on sale of cable
 television system                             11,795,752            -            11,795,752          -

Other, net                                         11,580          (1,569)            11,734      (175,804)
                                              -----------        --------        -----------    ----------

  Net income                                  $12,060,597        $171,155        $12,231,251    $  214,286
                                              ===========        ========        ===========    ==========

                           CABLE TV FUND 11-C, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership owns a 27 percent interest in the Venture. The Partnership's investment in the Venture, accounted for under the equity method, decreased by $2,483,268 to $69,539 at June 30, 1997 from $2,552,807 at
December 31, 1996. This decrease represents the Partnership's proportionate share of income generated by the Venture during the first six months of 1997 reduced by distributions received from the Venture.

     On June 30, 1997, the Venture completed the sale of the Manitowoc System to a wholly owned subsidiary of the General Partner for a sales price of $16,122,333, subject to normal working capital closing adjustments. This transaction was approved by a majority of the Partnership's limited partnership interests in a vote conducted during the second quarter of 1997. The Venture repaid all of its indebtedness, which totaled $21,304. In July 1997, the Partnership received 27 percent of the net sales proceeds plus cash on hand from operations and prior sales, totaling $5,271,500, which was distributed to its partners. Cash generated from operations of $344,412 was distributed 99 percent to the limited partners and 1 percent to the General Partner. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the remaining proceeds (from the sale of other Wisconsin systems formerly owned by the Venture and the net proceeds from the sale of the Manitowoc System) were distributed 75 percent ($3,695,317) to the limited partners and 25 percent ($1,231,772) to the General Partner. In total, the limited partners, as a group, received $4,036,284 and the General Partner received $1,235,216. As a result of these distributions, the limited partners received approximately $146 for each $500 limited partnership interest, or approximately $292 for each $1,000 invested in the Partnership. The limited partners of the Partnership have received a total of approximately $1,126 for each $500 limited partnership interest, or approximately $2,252 for each $1,000 invested in the Partnership, taking into account the prior distribution to limited partners made in 1990.
The General Partner is in the process of formally dissolving the Partnership and the Venture, which should occur before yearend.

RESULTS OF OPERATIONS
---------------------

     The Venture sold its Manitowoc System on June 30, 1997. Upon final liquidation, the Partnership and the Venture will be dissolved.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The sale of the Manitowoc System was subject to the approval of the holders of a majority of the limited partnership interests in each of the Partnerships. Limited partners of record at the close of business on April 30, 1997 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners of each of the limited partnerships:

                                 No. of
                                Interests
                               Entitled to        Approved          Against         Abstained        Did Not Vote
                                              ---------------    -------------    -------------      ------------
                                  Vote        No.          %     No.        %     No.        %       No.       %
                               -----------    ---         ---    ---       ---    ---       ---      ---      ---
   Cable TV Fund 11-A, Ltd.      46,725     31,898       68.3    241       0.5    453       1.0    14,133    30.2
   Cable TV Fund 11-B, Ltd.      38,026     27,394       72.0    104       0.3    282       0.7    10,246    27.0
   Cable TV Fund 11-C, Ltd.      27,657     18,862       68.2    152       0.6    313       1.1     8,330    30.1
   Cable TV Fund 11-D, Ltd.      50,000     34,386       68.8    135       0.3    516       1.0    14,963    29.9

Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits

              27)   Financial Data Schedule

          b)  Reports on Form 8-K

              Report on Form 8-K dated June 30, 1997, reported that on June 30, 1997, Cable TV Joint Fund 11 (the "Venture"), a joint venture among Cable TV Fund 11-A, Ltd., Cable TV Fund 11-B, Ltd., Cable TV Fund 11-C, Ltd. and Cable TV Fund 11-D, Ltd., Colorado limited partnerships (the "Partnerships"), sold the cable television system serving the City of Manitowoc, Wisconsin to a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable") for a sales price of $16,122,333, subject to normal working capital closing adjustments. Intercable is the general partner of the Partnerships. Cable TV Fund 11-C, Ltd. owns a 27 percent interest in the Venture.

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

Dated:  August 13, 1997